Form 10-K
period 2014-12-31
Sierra Madre Mining
filed 2015-04-16
CIK 1620908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No.: 333-199780

Sierra Madre Mining, Inc.

(Exact name of registrant as specified in its charter)

Delaware	1040	47-1807657
(State or jurisdiction of incorporation or organization)	Primary Standard Industrial Classification Code Number	IRS Employer Identification Number

18444 N 25th Ave. Suite #420–711, Phoenix, AZ 85023

 (Address of principal executive offices)

(480)658-3822

 (Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No XX

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No XX

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No XX

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( § 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☐ Smaller reporting company  XX

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No XX

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2014: $__0________

The number of shares of the registrant’s common stock outstanding as of December 31, 2014 is 127,300,000 class A & B shares.

FORWARD-LOOKING STATEMENTS

This Report contains projections and statements relating to the Company that constitute “forward-looking statements.” These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as “intends,” “believes,” “anticipates,” “expects,” “estimates,” “may,” or similar terms. Such statements speak only as of the date of such statement, and the Company undertakes no ongoing obligation to update such statements. These statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of the Company, and its respective directors, officers or advisors with respect to, among other things:

 (1) trends affecting the Company’s financial condition, results of operations or future prospects,  (2) the Company’s business and growth strategies and (3) the Company’s financing plans and forecasts.

Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that, should conditions change or should any one or more of the risks or uncertainties materialize or should any of the underlying assumptions of the Company prove  incorrect, actual results may differ materially from those projected in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could adversely affect the actual results and performance of the Company include, without limitation, the Company’s inability to raise additional funds to support operations and capital expenditures, the Company’s inability to effectively manage its growth, the Company’s inability to achieve greater and broader market acceptance in existing and new market segments, the Company’s inability to successfully compete against existing and future competitors and other factors described elsewhere in this Report, or other reasons. Potential investors are urged to carefully consider such factors. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements and the “Risk Factors” described herein.

PART I

References to “us”, “we” and “our” in this report refer to Sierra Madre Mining, Inc.

ITEM 1. BUSINESS.

History

Sierra Madre Mining, Inc. was incorporated in Delaware on November 6, 2013. The Company’s principal offices are located at 18444 N 25th Ave. Suite #420–711, Phoenix, AZ 85023.  Our phone number is (480)658-3822.

Our Business

The Company is a mining exploration stage company engaged in the acquisition and exploration of mineral properties. The Company is part owner of two hundred (200) lode mining claims on BLM land totaling approximately 4,000 acres in Mohave County, Arizona.

Planned Growth Strategy

We intend to raise funds through the issuance of equity to conduct an exploration program on our leased mining properties.

Employees

At present, we have employment agreements with our two directors.  We anticipate that we will be conducting most of our business through agreement with consultants and third parties.

Properties

Our office is located at 18444 N 25th Ave. Suite #420–711, Phoenix, AZ 85023

Legal Proceedings

We are not party to any legal proceedings.

Internet Website

Our website is: www.sierramadremining.com

ITEM 1A. RISK FACTORS.

This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties. See "Forward-Looking Statements," above. Factors that could cause or contribute to such differences include those discussed below. We have discussed all known material risks below, however, we may also be subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

Risks Related to the Business

Our only mining property is one group of four mining claims, the feasibility of which has not been established as we have not completed exploration or other work necessary to determine if it is commercially feasible to develop the Property.

We are currently an exploration stage mining company. Our only mining asset is one group of four mining claims on the Property. The Property does not have any proven or probable reserves.” reserve,” as defined by the U. S. Securities and Exchange Commission (the “SEC”), is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced.  We have not carried out any feasibility study with regard to the Property. As a result, we currently have no reserves and there are no assurances that we will be able to prove that there are reserves on the Property.

Our auditors have expressed substantial doubt about our ability to continue in business as a going concern.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we will be an ongoing business for the next twelve months. As of the date of this Prospectus, we have not commenced operations.

We may never find commercially viable reserves.

Mineral exploration and development involve a high degree of risk and few properties that are explored are ultimately developed into producing mines. We cannot assure you that any future mineral exploration and development activities will result in any discoveries of proven or probable reserves as defined by the SEC since such discoveries are remote. Further, we cannot provide any assurance that, even if we discover commercial quantities of mineralization, a mineral property will be brought into commercial production. Development of our mineral property will follow only upon obtaining sufficient funding and satisfactory exploration results.

We will require significant additional capital to continue our exploration activities, and, if warranted, to develop mining operations.

Exploration activities and, if warranted, development of the Property will involve significant expenditures. We will be required to raise significantly additional capital in order to fully develop the Property for mining production assuming that economically viable reserves exist. Following our public offering of common stock, we will need additional funds if we determine to proceed with the next phase of our exploration program. There is no assurance that the exploration will disclose potential for mineral development and no assurance that any such development would be financially productive. Our ability to obtain additional necessary funding depends upon a number of factors, including, among others, the price of gold and other base metals and minerals which we are able to locate and mine, the status of the national and worldwide economy and the availability of funds in the capital markets. If we are unable to obtain the required financing for these or other purposes, our exploration and any production activities would be delayed or indefinitely postponed, and this would likely, eventually, lead to failure of our Company. Even if financing is available, it may be on terms that are not favorable to us, in which case, our ability to become profitable or to continue operating would be adversely affected. If we are unable to raise funds to continue our exploration and feasibility work on the Property, or if commercially viable reserves are not present, the market value of our securities will likely decline, and our investors may lose some or all of their investment.

 Very few mineral properties are ultimately developed into producing mines.

The business of exploration for minerals and mining involves a high degree of risk. Few properties that are explored are ultimately developed into producing mines. At present, the Claim has no known body of commercial mineralization.  Most exploration projects do not result in the discovery of commercially mineable deposits of mineralization.

Substantial expenditures are required for the Company to establish mineralization reserves through drilling, to develop metallurgical processes, to extract the metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining.

Although substantial benefits may be derived from the discovery of a major mineral deposit, we cannot assure you that the Company will discover minerals in sufficient quantities to justify commercial operations or that it can obtain the funds required for development on a timely basis. The economics of developing precious and base metal mineral properties is affected by many factors including the cost of operations, variations in the grade of ore mined, fluctuations in metal markets, costs of processing equipment and other factors such as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection.

Fluctuating metal and mineral prices could negatively impact our business plan.

The potential for profitability of metal and mineral mining operations which we commence, if any, and the value of the Property will be directly related to the market price of the metals and minerals that we mine. Historically, metal and mineral prices have widely fluctuated and are influenced by a wide variety of factors, including inflation, currency fluctuations, regional and global demand and political and economic conditions. Fluctuations in the price of metal and minerals that we mine, if any, may have a significant influence on the market price of our common stock, and a prolonged decline in these prices will have a negative effect on our results of operations and financial condition.

Reclamation obligations on the Property and our mining operations, if any, could require significant additional expenditures.

We are responsible for the reclamation obligations related to any exploratory and mining activities located on the Property.  Since we have only begun exploration activities, we cannot estimate these costs at this time. We may be required to file for a reclamation bond for any mining operations which we conduct, and the cost o such a bond will be significant. We do not currently have an estimate of the total reclamation costs for mining operations on the Property. The satisfaction of current and future bonding requirements and reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further, that increases to our bonding requirements or excessive actual reclamation costs will negatively affect our financial   position and results of operation.

Title to mineral properties can be uncertain, and we are at risk of loss of ownership of the Claim.

Our ability to explore and mine the Property depends on the validity of title to the Claim. The Property consists of four mining claims. Unpatented mining cl effectively only a lease from the government to extract minerals; thus an unpatented mining claim is subject to contest by third parties or the government. These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, failure to meet statutory guidelines, assessment work and possible conflicts with other claims not determinable from descriptions of record. Since a substantial portion of all mineral exploration, development and mining now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. We have not obtained a title opinion on the Claims. Thus, there may be challenges to the title to the Claims which, if successful, could impair future development and/or operations.

Our operations, if any, will be subject to environmental risks, which could expose us to significant liability and delay, suspension or termination of our operations.

Mining exploration and exploitation activities are subject to federal and state laws, regulations and policies, including laws regulating the removal of  natural resources from the ground and the discharge of materials into the environment. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Exploration and exploitation activities are also subject to national, provincial and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of exploration methods and equipment.

National and state agencies may initiate enforcement activities against our Company. The agencies involved, generally, can levy significant fines per day of each violation, issue and enforce orders for clean-up and removal, and enjoin ongoing and future activities. Our inability to reach acceptable agreements with agencies in question would have a material adverse effect on us and our ability to continue as a going concern.

Environmental and other legal standards imposed by national, provincial or local authorities are constantly evolving, and typically in a manner which will require stricter standards and enforcement, and increased fines and penalties for non-compliance. Such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages that we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Unknown environmental hazards may exist on the Property or upon properties that we may acquire in the future caused by previous owners or operators, or that may have occurred naturally.

Our industry is highly competitive, attractive mineral lands are scarce and we may not be able to obtain quality properties or recruit and retain qualified employees.

We compete with many companies in the mining industry, including large, established mining companies with capabilities, personnel and financial resources that far exceed our limited resources. In addition, there is a limited supply of desirable mineral lands available for claim staking, lease or acquisition in North America, and other areas where we may conduct exploration activities. We are at a competitive disadvantage in acquiring mineral properties, since we compete with these larger individuals and companies, many of which have greater financial resources and larger technical staffs. Likewise, our competition extends to locating and employing competent personnel and contractors to prospect, develop and operate mining properties. Many of our competitors can offer attractive compensation packages that we may not be able to match. Such competition may result in our Company being unable not only to acquire desired properties, but to recruit or retain qualified employees or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation and business.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses that could materially and adversely affect our operations.

Mineral exploration and production activities are highly speculative activities and involve greater risk than many other businesses. Many exploration programs do not result in the discovery of economically feasible mineralization. Few properties that are explored are ultimately advanced to the stage of producing mines. We are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties. The primary risk related to exploration activities is that the exploration activity will reveal that there are no mineral deposits on the Property to warrant the commencement of production activities, in which case the expenses for the exploration activity will have been spent with no prospect of recovery. Risks which we expect to experience in the production phase of our operations, if operations are warranted based upon the results of our exploration phase, include but are not limited to:

•	economically insufficient mineralized material
•	fluctuations in production costs that may make mining uneconomical
•	labor disputes
•	unanticipated variations in grade and other geologic problems
•	environmental hazards
•	water conditions
•	difficult surface or underground conditions
•	industrial accidents; personal injury, fire, flooding, cave-ins and landslides
•	metallurgical and other processing problems
•	mechanical and equipment performance problems; and
•	decreases in revenues and reserves due to lower gold and mineral prices

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates. We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests. All of these factors may result in losses in relation to amounts spent which are not recoverable.

Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations on our mining property.

Our operations, including our planned exploration activities on the Property, require permits from governmental agencies. We may be unable to obtain these permits in a timely manner, on reasonable terms or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of the Property will be adversely affected.

Mineral exploration involves a high degree of risk against which the Company is not currently insured.

Unusual or unexpected rock formations, formation pressures, fires, power outages, labor disruptions, flooding, cave-ins, landslides and the inability to obtain suitable   or adequate machinery, equipment or labor are risks involved in the operation of mines and the conduct of exploration programs. The Company has relied on and will continue to rely upon consultants and others for exploration expertise.

It is not always possible to fully insure against such risks, and the Company may decide not to take out insurance against such risks as a result of high premiums or other reasons.  Should such liabilities arise, they could reduce or eliminate any future profitability and result in increasing costs and a decline in the value of the Company’s shares. The Company does not currently maintain insurance relating to the Property.

Mining accidents or other material adverse events at our mining location may reduce our production levels.

If we commence mining operations on the Property, production may fall below estimated levels as a result of mining accidents, such as a pit wall failure in an open pit mine, or cave-ins or flooding at underground mines. In addition, production may be unexpectedly reduced at a location if, during the course of mining, unfavorable ground conditions or seismic activity are encountered, ore grades are lower than expected, the physical or metallurgical characteristics of the ore are less amenable to mining or treatment than expected, or our equipment, processes or facilities fail to operate properly or as expected.

Risks Related to Our Common Stock

The Company has a lack of dividend payments.

The Company has no plans to pay any dividends in the foreseeable future.

Certain Company actions and the interests of stockholders may differ.

The voting control of the Company could discourage others from initiating a potential merger, takeover or another change-of-control transaction that could be beneficial to stockholders. As a result, the value of stock could be harmed. Purchasers should be aware that after completion of our pending offering of common stock, a single stockholder who is our president and director will own 44.4% of the Company’s issued and outstanding common stock if the maximum amount of the offering is sold. This stockholder will own a greater percentage if less than the maximum offering is sold.

Currently, there is no public market for our securities, and we cannot assure you that any public market will ever develop and it is likely to be subject to significant price fluctuations.

Currently, there is no public market for our stock and our stock may never be traded on any exchange, or, if traded, a public market may not materialize. Even if we are successful in developing a public market, there may not be enough liquidity in such market to enable stockholders to sell their stock.

Our common stock is unlikely to be followed by any market analysts, and there may be few or no institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company, and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Our Common Stock will be subject to “penny stock” rules which may be detrimental to investors.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share. Such securities are subject to rules that impose additional sales practice requirements on broker-dealers who sell them.  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-   maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As the shares immediately following this Offering will likely be subject to such penny stock rules, purchasers in this Offering will in all likelihood find it more difficult to sell their Shares in the secondary market.

We have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent U. S. legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors’ independence, audit committee oversight and the adoption of a code of ethics. We have not yet adopted any of these corporate governance measures and, since our securities are not listed on a national securities exchange or NASDAQ, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for certain customers. FINRA requirements will likely make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

If quoted on the OTCBB, the price of our common stock may be volatile, which may substantially increase the risk that you may not be able to sell your shares at or above the price that you may pay for the shares.

Currently, there is no public market for our stock and our stock may never be traded on any exchange, or, if traded, a public market may not materialize.    Even if our shares are quoted for trading on the OTCBB following this offering and a public market develops for our common stock, the market price of our common stock may be volatile. It may fluctuate significantly in response to the following factors:

•	variations in quarterly operating results;
•	our announcements of significant commissions and achievement of milestones;
•	our relationships with other companies or capital commitments;
•	additions or departures of key personnel;
•	sales of common stock or termination of stock transfer restrictions;
•	changes in financial estimates by securities analysts, if any; and
•	fluctuations in stock market price and volume.

Your inability to sell your shares during a decline in the price of our stock may increase losses that you may suffer as a result of your investment.

Because we do not intend to pay any dividends on our common stock, holders of our common stock must rely on stock appreciation for any return on their investment.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

The Company will deposit offering proceeds into its operating account upon receipt and use them to conduct its business and operations, and proceeds are non-refundable.

Subscription funds submitted by subscribers will be deposited into the Company’s operating account upon receipt and used to conduct the Company’s business and operations.  All proceeds from the sale of the Shares are non refundable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our office address is 18444 N 25th Ave. Suite #420–711, Phoenix, AZ 85023

.

ITEM 3. LEGAL PROCEEDINGS.

We currently have no legal proceedings pending nor have any legal proceeding been threatened against us or any of our officers, directors or control persons of which we are aware.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable, as we have not yet commenced mining operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND ISSUER PURCHASES of EQUITY SECURITIES.

Market Information

Our stock is not quoted on any exchange.

Holders

As of December 31, 2014, we had 12 shareholder of record and 127,300,000 shares of class A & B issued and outstanding.

Dividend Policy

We have not declared or paid any dividends on our common stock to date. We anticipate that any future earnings will be retained as working capital and used for business purposes. Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

To date, we have 19,000,000 unexercised stock options via an agreement with our Director, and no warrants or any other securities convertible into shares of our common stock.

Recent Sales of Unregistered Securities

None.

Registered Offering of Securities – Use of Proceeds

On 1/2/2015, the SEC declared effective our Registration Statement on Form S-1 of 100,000,000 shares at an offering price of $0.25 per share.  To date, no subscriptions for these shares had yet been filled, so that no offering proceeds had yet been received by the Company.

ITEM 6. SELECTED FINANCIAL DATA.

Because the Company is a smaller reporting company, it is not required to provide the information required by this Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Operations

We are an exploration stage company. We have not yet started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the Property. Our only other sources for cash at this time are loans from related parties and additional sales of common stock. Our success or failure will be determined by what additional financing we obtain and what we find under the ground.

If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through our current public offering or through loans.

Results of Operations

Revenue

We did not earn any revenues from our incorporation on 11/6/13 to 12/31/14. We are in the exploration stage of our business and can provide no assurance that we will discover economic mineralization on our mineral property.

Expenses

For the year ended December 31, 2014, we incurred operating expenses in the amount of $25,088 which was comprised of general and administrative expenses, relating to filing fees and professional fees.

We incurred total operating expenses in the amount of $35,954 for the period from our inception on November 6, 2013 to December 31, 2014. These operating expenses were comprised of filing fees and professional fees.

Net Loss

Our net loss increased from $10,866 in 2013 to $25,088 for the fiscal year ended December 31, 2014. This loss was mainly due to the increase in expenses noted above.

Liquidity

As of December 31, 2014, we had total assets of $50,000, including liquid assets of $0. As of December 31, 2013, we had total assets of $0. We had an accumulated deficit $35,954 and current liabilities of $19,766 at December 31, 2014.  We had an accumulated deficit of $810,866 and current liabilities of $7,034 at December 31, 2013.

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-09 ("ASU 2010-09"), which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855. ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company's financial statements.

Generally Accepted Accounting Principles

In June 2009, the FASB issued guidance now codified as ASC 10 as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company's financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 1 to the financial statements, included elsewhere in this report, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the years ended December 31, 2014, and the reports thereon of John Scrudato, CPA are included following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our CEO concluded that as of December 31, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Annual Report on Internal Control over Financial Reporting

 Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Significant Employees

The directors of the Company hold office for annual terms and will remain in their positions until successors have been elected and qualified. The officers are appointed by the board of directors of the Company and hold office until their death, resignation or removal from office. The ages, positions held, and duration of terms of the directors and executive officers are as follows:

Name	Age	Position
Michael H. Brown	72	President, Chief Executive Officer and Director
Joseph LaCome	37	Director

The persons named above expect to hold their offices/positions until the next annual meeting of our stockholders.

Both Mr. Brown and Mr. LaCome devote a minimum amount of time as is required by this early stage company and have agreed to spend as much time as may be required at this early stage.

Biographical Information

Set forth below is a brief description of the background and business experience of our President Michael Brown and Director Joseph LaCome

Mr. Michael Brown has acted as our president, treasurer, chief executive officer and as a director since June 13, 2014.  He is 72 years old.  He has extensive training in chemistry and industrial arts (power mechanics, machine shop, foundry practice, and electronics) from Berea College, in Berea, Kentucky, from 1978 to 1981, and also from Palomar College, in San Marcos from 1987 to 1989.  In 1981 he had his own manufacturing company that produced the Fish carburetor.  He managed up to 10 employees at a time.  The company continued to produce the carburetors for a total of 15 years.  He discontinued production in 1996, however in that same year he focused on engineering and manufacturing piston steam engines.  In that year he formed the Mike Brown Steam Engine Company.  The company manufactures, and continues to produce, 1hp, 3hp, and 20 hp steam engines.  He recently joined Sierra Madre Mining Co. in June, 2014.  Based on his previous and extensive experience in business and various technical fields, we feel he is more than qualified to serve as our CEO, CFO, Chairman & President.

Joseph LaCome has acted as our Director since our inception.  He is 37 years old.  He has been an attorney in private practice since June 2010.  Prior to that period he was in law school fulltime and was not working.  He holds a Bachelor’s degree in Liberal Studies and a Juris Doctorate.  During the first two years of practice he dealt primarily in immigration, criminal and business law.  For the past two years his practice focused on business law, immigration, contracts, and securities law.  He has limited experience in the mining industry, specifically, with small scale placer mining in Mexico and Arizona in 2013, as well as by taking several college courses in geology.  While in Mexico he gained knowledge of placer mining, specifically identifying areas where potential deposits are located, he learned how to operate a dredge machine, and highbanker, and also managed up to five workers at a time with the placer mining operation.  Since our inception he has also visited over a dozen separate mines, and has read and reviewed dozens of technical reports on prospective mines.  We believe that, although he has limited experience in mining, his experience as a lawyer, and entrepreneurial drive to create our company, provides him with the necessary skills to serve as a member of our board of directors and will enable him to provide valuable insight to the board regarding operational, legal and management issues.

There are no family relationships among our officers and directors.

Involvement in Certain Legal Proceedings

During the past ten years neither of our Officers/Directors above have been the subject of the following events:

Any bankruptcy petition filed by or against any business of which either was a general partner or executive officer either at the time of the bankrupt within two years prior to that time.

1.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.
2.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent  jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activities.

3.

Found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Future Trading Commission to have violated a federal or state sec or commodities law, and the judgment has not been reversed, suspended or vacated.

Term of Office

Our directors are appointed for one-year terms to hold office until the next annual meeting of our stockholders or until removed from office in accordance with our By- Laws. Our officers are appointed by our board of directors and hold office until removed by the board.

Committees of the Board and Financial Expert

We do not have a separately-designated audit or compensation committee of the Board or any other Board-designated committee. Audit and compensation committee functions are performed by our Board of Directors. We will form such committees in the future as the need for such committees may arise. In addition, at this time we have determined that we do not have an “audit committee financial expert” as defined by the SEC on our Board. We have a code of ethics that covers our directors, officers, and employees. It was previously filed as an exhibit with our S-1 registration statement

ITEM 11. EXECUTIVE COMPENSATION.

The following Summary Compensation Table shows the compensation awarded to or earned by our Chief Executive Officer and other most highly compensated executive officers for fiscal 2014. The persons listed in the following Summary Compensation Table are referred to herein as the “Named Executive Officers.”

Name and Principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Michael Brown President & CEO	2014	0	0	10,200	0	0	0	0	10,200

Joseph LaCome Director	2014	0	0	100	6,922	0	0	0	7,022

Since our incorporation on November 6, 2013, we have not compensated and have no arrangements to compensate our officers and directors for their services to us as officers and directors.  We issued stock options for 19,000,000 shares of stock to Mr. LaCome. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

On November 7, 2013, we issued an aggregate of 100,000,000 shares of our common stock to our founder for par value.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the person identified in this table has sole voting and investment power with respect to all shares shown as beneficially owned by him.

The following table provides information regarding the beneficial ownership of our common stock as of the date of this Prospectus by:

•	each person known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our executive officers and directors; and
•	all of our officers and directors as a group

Name, Address and Title	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Joseph LaCome Director 18444 N 25th Ave. Suite #420–711 Phoenix, AZ 85023	Class A Class B	5,000,000 95,000,000	100.0% 77.55%
Michael Brown President, CEO PO Box 4884 Springfield, MO 65804	Class B	10,000,000	8.1%
All officers & directors as a group consisting of two persons.	Class A & B	105,000,000	82.48%

(1)     Our classes of stock consist of Class A & and Class B shares.

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

During the fiscal year ended 12/31/14, the Company received $0 in cash from related parties and had $5,171 in expenses paid on its behalf, leaving a balance due to related parties of $12,205 as of December 31, 2014.  During the year ended December 31, 2013, the Company received $0 in cash from related parties and had $7,034 of expenses paid on its behalf. As of December 31, 2013 the balance due to related parties was $7,034. The related party payables are unsecured, bear no interest and are due on demand.

Director Independence

As of the date of this report we have no independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements for the year ended December 31, 2014 in the Company’s Form 10-K and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was approximately $3,500, which was paid to John Scrudato, CPA, our independent registered public accounting firm.  We did not pay our independent registered public accounting firm any fees for tax compliance assurance or other non-audit services during the fiscal year ended December 31, 2014. All services provided by our independent registered public accounting firm were approved by our directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Form S-1 filed on 11/3/2014)

3.2	By–Laws (incorporated by reference to Exhibit 3.2 filed to our Form S-1 filed on 11/3/2014)

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2015 .

SIERRA MADRE MINING, INC.

By:	/s/ Michael H. Brown
Michael H. Brown
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael H. Brown Michael H. Brown	CEO, CFO, PAO, President	April 15, 2015

/s/ Joseph LaCome Joseph LaCome	Director	April 15, 2015

Sierra Madre Mining, Inc.

Contents	Page

Financial Statements:

Balance Sheet at December 31, 2014 (audited) and December 31, 2013 (audited)	1

Statements of Operations for the period November 6, 2013 (inception) through December 31, 2013 (audited) and January 1, 2014 through December 31, 2014 (audited) and November 6, 2013 (inception) through December 31, 2014 (audited)	2

Statements of Cash Flows for the period November 1, 2013(inception) through December 31, 2013 (audited) and January 1, 2014 through December 31, 2014 (audited) and November 6, 2013 (inception) through December 31, 2014 (audited)	3

Statements of Shareholder's Equity for the period November 1, 2013(inception) through December 31, 2013 (audited) and January 1, 2014 through December 31, 2014 (audited) and November 6, 2013 (inception) through December 31, 2014 (audited)	5

Notes to Financial Statements	6-11

Report of Independent Registered Public Accounting Firm	12

SIERRA MADRE MINING, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	December 31, 2014	December 31, 2013
	(Audited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$0	$0
Total Current assets	0	0

Property, Plant and Equipment (Net)	25,000	0
Mining Property Claims	25,000	0

Total Assets	$50,000	$0

Liabilities and Equity (Deficit)
Current liabilities
Accrued Expenses	$7,561	$0
Related Party Notes Payavble	12,205	7,034
Total Current Liabilities	19,766	7,034

Commitments and Contingencies - Note 7
SIERRA MADRE MINING, INC. Shareholder's Deficit
Common Stock, $0.000001 par value; 300,000,000,000 shares
authorized at 12/31/2014 and 12/31/2013 all classes
Class A Stock 5,000,000 and 5,000,000 issued and
outstanding at 12/31/2014 and 12/31/2013	5	5
Class B Stock 122,300,000 and 97,000,000 issued and outstanding
at 12/31/2014 and 12/31/2013	122	97
Additional Paid in Capital	66,061	1,998
Accumulated deficit	(35,954)	(9,134)
Total Equity(Deficit)	30,234	(7,034)
Total liabilities and equity(Deficit)	$50,000	$0

"The accompanying notes are an integral part of these financial statements"

SIERRA MADRE MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
	For the period January 1, 2014 to December 31, 2014	For the period November 6, 2013 (Inception)to December 31, 2013	For the period November 6, 2013 (Inception)to December 31, 2014
	(Audited)	(Audited)	(Audited)

Revenues	$0	$0	$0

Cost of Sales	0	0	0

Gross Profit	0	0	0

Operating Expenses	25,088	10,866	35,954

Net Income (Loss) from Operations	(25,088)	(10,866)	(35,954)

Other Income (Expense)	0	0	0

Net Income (Loss) Before
Provision for Income Taxes	(25,088)	(10,866)	(35,954)

Provision for income taxes	0	0	0

Net Income (Loss)	$(25,088)	$(10,866)	$(35,954)

Basic and Diluted Loss Per Share	(0.00)	(0.00)

Weighted average number
of shares outstanding	115,884,444	101,527,273

"The accompanying notes are an integral part of these financial statements"

SIERRA MADRE MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
	For the period January 1, 2014 to December 31, 2014	For the period November 6, 2013 (Inception) to December 31, 2013	For the period November 6, 2013 (Inception) to December 31, 2014
	(Audited)	(Audited)	(Audited)
Cash flows from operating activities:
Net income (loss)	$(25,088)	$(10,866)	$(35,954)
Stock issued for compensation	12,356	3,832	16,188

Increase (decrease) in accrued expenses	7,561	0	7,561
Net cash used in operating activities	(5,171)	(7,034)	(12,205)

Cash flows from investing activities:
None	0	0	0
Net cash provided (used) by investing activities	0	0	0

Cash flows from financing activities:
Net proceeds from related party loans	5,171	7,034	12,205
Net cash provided (used) by financing activities	5,171	7,034	12,205

Increase in cash and equivalents	0	0	0

Cash and cash equivalents at beginning of period	0	0	0

Cash and cash equivalents at end of period	$0	$0	$0

"The accompanying notes are an integral part of these financial statements"

SIERRA MADRE MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS - CONTINUED
	For the period January 1, 2014 to December 31, 2014	For the period November 6, 2013 (Inception) to December 31, 2013	For the period November 6, 2013 (Inception) to December 31, 2014
	(Audited)	(Audited)	(Audited)

SUPPLEMENTAL DISCLOSURE OFCASH FLOW INFORMATION

None	$0	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock issued for compensation	$12,356	$3,832	$12,300
Stock issued for equipment	$25,000	$0	$25,000
Stock issued for equipment	$25,000	$0	$25,000

"The accompanying notes are an integral part of these financial statements"

SIERRA MADRE MINING, INC.
STATEMENT OF STOCKHOLDER'S EQUITY
(AN EXPLORATION STAGE COMPANY)
FOR THE PERIOD ENDED NOVEMBER 6, 2013(INCEPTION), THROUGH DECEMBER 31 2014
(Audited)

	Common Stock Class A	Common Stock Class A	Common Stock Class B	Common Stock Class B		Accumulated
	Shares	Amount	Shares	Amount	ACIP	Deficit	Total

Initial Balances November 6, 2013(inception)	0	$0	0	$0	$0	$0	$0

Capital stock issuance	5,000,000	5	97,000,000	97	1,998	0	2,100
Stock option compensation	0	0	0	0	1,732	0	1,732
Net Income(loss) 11/6/2013 to 12/31/2013	0	0	0	0	0	(10,866)	(10,866)
Balances December 31, 2013	5,000,000	$5	97,000,000	$97	$3,730	$(10,866)	$(7,034)

Capital stock issuance	0	0	25,300,000	25	60,601	0	60,626
Stock option compensation	0	0	0	0	1,730	0	1,730
Net Income(loss) 1/1/2014 to 12/31/2014	0	0	0	0	0	(25,088)	(25,088)

Balances December 31, 2014	5,000,000	$5	122,300,000	$122	$66,061	$(35,954)	$30,234

"The accompanying notes are an integral part of these financial statements"

Note 1.     Organization, History and Business

Sierra Madre Mining, Inc. (“the Company”) was incorporated in Delaware on November 1, 2013. The Company has adopted a year end of December 31.

The Company is in the business of mining for precious metals. It is currently an exploration stage company as set forth in Securities and Exchange Commission (SEC) Industry Guide #7 and, accordingly, expenses all exploration costs until proven and probable reserves are established.

Note 2.     Summary of Significant Accounting Policies

Revenue Recognition

Revenue is derived from sales of products to distributors and consumers. Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is probable. Sales are recorded net of sales discounts and terms are recorded by contract.

Accounts Receivable

Accounts receivable is reported at the customers’ outstanding balances, less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.

Stock Based Compensation

When applicable, the Company will account for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.”  Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

The Company calculates the fair value of option grants and warrant issuances utilizing the Binomial pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.  The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns.  The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share has not been presented since there are no dilutive securities.

Cash and Cash Equivalents

For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Organization and Offering Cost

The Company has a policy to expense organization and offering cost as incurred. To date for period  November 1, 2013(inception) through December 31, 2014 the Company has incurred $229 in organization cost and $3,500 in offering cost.

Concentration of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of December 31, 2014.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

 Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. The Company currently does not have any recent accounting pronouncements that they are studying and feel may be applicable.

Note 3.     Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	12/31/2014	12/31/2013

U.S statutory rate	34.00%	34.00%
Less valuation allowance	-34.00%	-34.00%

Effective tax rate	0.00%	0.00%

The significant components of deferred tax assets and liabilities are as follows:

	12/31/2014	12/31/2013
Deferred tax assets

Net operating losses	$(35,954)	$(10,866)

Deferred tax liability

Net deferred tax assets	(12,224)	(3,694)
Less valuation allowance	12,224	3,694

Deferred tax asset - net valuation allowance	$0	$0

Note 3.     Income Taxes (Continued)

On an interim basis, the Company has a net operating loss carryover of approximately $35,954 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of December 31, 2014.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period November 1, 2013(inception) through December 31, 2014, there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Arizona state jurisdiction.  We are not currently involved in any income tax examinations.

Note 4.   Related Party Transactions

Related Party Stock Issuances since Inception:

The following stock issuances were made to officers of the company as compensation for services:

On November 7, 2013 the Company issued 100,000,000 of its authorized common stock class A shares to Joseph Lacome in exchange for $100.

On November 7, 2013 the Company issued 10,000,000 of its authorized common stock class A shares to Michael Brown in exchange for $100.

Thomas Arkoosh, John Arkoosh and Keith S. Jay, and other members of Gold Basin Mining LLC & AJA Mining LLC, joint venture operators have received 15,000,000 of common stock class B shares for an ownership interest in the mining claims.

Additionally, the company currently has no cash account and has funded operations to this point through the issuance of common stock as well as short term loans from related parties. These loans are due on demand, carry a zero percent interest rate and the balance owed by the Company at December 31, 2014 was $12,205.

Note 5.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock class A are entitled to one vote per share of common stock held. As of December 31, 2014 there were 5,000,000 shares issued and outstanding.

As of December 31, 2014 the Company had 122,300,000 shares of common stock class B which are nonvoting shares issued and outstanding.

Note 6.    Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7 – Net Income(Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to Sierra Madre Mining, Inc.  for the year ended December 31, 2014 and the period November 6, 2013(inception) through December 31, 2013:

	31-Dec-14	31-Dec-13

Net Income (Loss)	$(25,088)	$(10,866)

Weighted-average common shares outstanding basic:

Weighted-average common stock	115,884,444	101,527,273
Equivalents
Stock options	0	0
Warrants	0	0
Convertible Notes	0	0
Weighted-average common shares
outstanding- Diluted	115,884,444	101,527,273

Note 8.    Notes Payable

Notes payable consist of the following for the periods ended;	12/31/2014	12/31/2013

Officer related party working capital notes with no stated interest rate. Note is payable on demand .
	$12,205	$7,034

Total Notes Payable	12,205	7,034

Less Current Portion	(12,205)	(7,034)

Long Term Notes Payable	$0	$0

Note 9.    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has no operating history and has incurred operating losses, and as of December 31, 2014 the Company had a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 10.    Subsequent Events

The Company is currently in the process of registering 100,000,000 Class B shares through a S-1 registration and expects this registration to become effective at some point during the current fiscal year.

John Scrudato CPA

CERTIFIED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sierra Madre Mining, Inc.

We have audited the accompanying balance sheets of Sierra Madre Mining, Inc. (“the Company”) as of December 31, 2014 and 2013 and the related statements of operations,  stockholder's equity, and cash flows for the year ended December 31, 2014 and the period November 6, 2013(inception) through December 31, 2013 and  November 6, 2013(inception) through December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Madre Mining, Inc. as of December 31, 2014 and 2013 and the year ended December 31, 2014 and the period November 6, 2013(inception) through December 31, 2013 and November 6, 2013(inception) through December 31, 2014, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9, the Company has limited operating history and has incurred losses since inception and also has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey

March 26, 2015

                                                                                       7 Valley View Drive Califon, New Jersey 07830

                                                                                            Registered Public Accounting Company Oversight Board Firm