Form 10-Q
period 2015-03-31
Sierra Madre Mining
filed 2015-05-15
CIK 1620908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   333-199780

SIERRA MADRE MINING, INC.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

18444 N 25th Ave. Suite #420–711, Phoenix, AZ 85023

 (Address of principal executive offices, including zip code)

480-658-3822

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Class A shares: 5,000,000, Class B shares: 122,300,000, total shares outstanding: 127,300,000 as of May 15th, 2015

SIERRA MADRE MINING, INC.

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

SIERRA MADRE MINING, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	March 31, 2015	December 31, 2014
	(Audited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$0	$0
Total Current assets	0	0

Property, Plant and Equipment(Net)	25,000	25,000
Mining Claims	25,000	25,000

Total Assets	$50,000	$50,000

Liabilities and Equity(Deficit)
Current liabilities
Accrued Expenses	$7,561	$7,561
Related Party Notes Payavble	12,292	12,205
Total Current Liabilities	19,853	19,766

Commitments and Contingencies - Note 7
SIERRA MADRE MINING, INC. Shareholder's Deficit
Common Stock, $0.000001 par value; 300,000,000,000 shares
authorized at 12/31/2014 and 12/31/2013 all classes
Class A Stock 5,000,000 and 5,000,000 issued and
outstanding at 12/31/2014 and 12/31/2013	5	5
Class B Stock 122,300,000 and 97,000,000 issued and outstanding
at 12/31/2014 and 12/31/2013	122	122
Additional Paid in Capital	66,061	66,061
Accumulated deficit	(36,041)	(35,954)
Total Equity(Deficit)	30,147	(30,234)
Total liabilities and equity(Deficit)	$50,000	$50,000

"The accompanying notes are an integral part of these financial statements"

SIERRA MADRE MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
	For the period January 1, 2015 to March 31, 2015	For the period January 1, 2014 to March 31, 2014

Revenues	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Operating Expenses	97	2,172

Net Income(Loss) from Operations	(97)	(2,172)

Other Income (Expense)	0	0

Net Income(Loss) Before Provision for Income Taxes	(97)	(2,172)

Provision for income taxes	0	0

Net Income(Loss)	$(97)	$(2,172)

Basic and Diluted Loss Per Share	(0.00)	(0.00)

Weighted average number of shares outstanding	127,300,00	102,000,000

"The accompanying notes are an integral part of these financial statements"

SIERRA MADRE MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

	For the period January 1, 2015 to March 31, 2015	For the period January 1, 2014 to March 31, 2014
	(Audited)	(Audited)
Cash flows from operating activities:
Net income (loss)	$(97)	$(2,172)
		0
Net cash used in operating activities	(97)	(2,172)

Cash flows from investing activities:
None	0	0
Net cash provided(used) by investing activities	0	0

Cash flows from financing activities:
Net proceeds from related party loans	97	2,172
Net cash provided(used) by financing activities	97	2,172

Increase in cash and equivalents	0	0

Cash and cash equivalents at beginning of period	0	0

Cash and cash equivalents at end of period	$0	$0

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

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and

Note 2.     Summary of Significant Accounting Policies (continued)

liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	3/31/2015	3/31/2014

U.S statutory rate	34.00%	34.00%
Less valuation allowance	-34.00%	-34.00%

Effective tax rate	0.00%	0.00%

The significant components of deferred tax assets and liabilities are as follows:

	3/31/2015	3/31/2014
Deferred tax assets

Net operating losses	$(97)	$(2,172)

Deferred tax liability

Net deferred tax assets	(33)	(738)
Less valuation allowance	33	738

Deferred tax asset - net valuation allowance	$0	$0

 Note 3.     Income Taxes (Continued)

On an interim basis, the Company has a net operating loss carryover of approximately $36,051 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of March 31, 2015.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period November 1, 2013(inception) through March 31, 2015, there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Arizona state jurisdiction.  We are not currently involved in any income tax examinations.

Note 4.   Related Party Transactions

Related Party Stock Issuances since Inception:

The following stock issuances were made to officers of the company as compensation for services:

On November 1, 2013 the Company issued 100,000,000 of its authorized common stock class A shares to Joseph Lacome in exchange for $100.

On November 1, 2013 the Company issued 10,000,000 of its authorized common stock class A shares to Michael Brown in exchange for $100.

Thomas Arkoosh, John Arkoosh and Keith S. Jay, and other members of Gold Basin Mining LLC & AJA Mining LLC, joint venture operators have received 15,000,000 of common stock class B shares for an ownership interest in the mining claims.

Additionally, the company currently has no cash account and has funded operations to this point through the issuance of common stock as well as short term loans from related parties. These loans are due on demand, carry a zero percent interest rate and the balance owed by the Company at March 31, 2015 was $12,292.

Note 5.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock class A are entitled to one vote per share of common stock held. As of March 31, 2015 there were 5,000,000 shares issued and outstanding.

As of December 31, 2015 the Company had 122,300,000 shares of common stock class B which are nonvoting shares issued and outstanding.

Note 6.    Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7 – Net Income(Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to Sierra Madre Mining, Inc.  for the three months ended March 31, 2015 and  March 31, 2014:

	31-Mar-15	31-Mar-14

Net Income (Loss)	$(97)	$(2,172)

Weighted-average common shares outstanding basic:

Weighted-average common stock	127,300,000	102,000,000
Equivalents
Stock options	0	0
Warrants	0	0
Convertible Notes	0	0
Weighted-average common shares
outstanding- Diluted	127,300,000	102,000,000

Note 8.    Notes Payable

Notes payable consist of the following for the periods ended;	3/31/15	12/31/2014

Officer related party working capital notes with no stated interest rate. Note is payable on demand .
	$12,292	$12,205

Total Notes Payable	12,292	12,205

Less Current Portion	(12,292)	(12,205)

Long Term Notes Payable	$0	$0

Note 9.    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has no operating history and has incurred operating losses, and as of March 31, 2015 the Company had a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 10.    Subsequent Events

The Company is currently in the process of registering $25,000,000 worth of Class B shares through a S-1 registration, and expects this registration to become effective at some point during the current fiscal year.

F-5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “will,” “should” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Plan of Operation

We are an exploration-stage mining company.  We have had no revenue since inception.  The proceeds from our public offering will allow us to obtain a bond, and conduct drilling and exploration on the mining claims we have an interest in.  We have not fully implemented our business plan and will not do so until we complete our public offering.  An exploration stage corporation is one engaged in the search for minerals which are not in either the development or production stage.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin selling minerals.  Our only other source for cash at this time is investments by our directors. We must raise cash to implement our project and stay in business. Our success or failure will be determined by how quickly we can obtain these funds.  The more money we raise, the more exploration we can conduct on our copper blowout ridge project.

We intend to develop our properties by ourselves.  We do not intend to hire additional employees at this time. All of the work on the property will be conduct by our JV partners.

In the event we complete our exploration program prior to the end of one year, we will spend the balance of the year creating a program for obtaining an operating permit, and developing the property. If we do not find minerals on the copper blowout ridge, we will attempt to locate a new property, raise additional money, and explore the new property.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have generated no revenue from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of the property, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must find minerals in commercially viable quantities.  We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception

Since inception, our directors have paid all our legal and accounting expenses.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from our public offering. We will be able to maintain our SEC filings if we raise $25,000.  By raising additional money, we will be able to conduct drilling and core sampling at the copper blowout ridge.  Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If our drilling is successful we will attempt to raise additional money through a subsequent private placement, public offering or through loans to conduct more drilling, and obtain an operating permit.

At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can’t raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, it will last a year. Other than as described in this paragraph, we have no other financing plans.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.              CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the CEO & PAO, Mr. Brown, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the CEO has concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the quarter ended 2/28/15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.           RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.              USE OF PROCEEDS.

On 1/2/2015, our Form S-1 registration statement was declared effective by the SEC.  Under the terms of said registration statement, we may sell up to $25,000,000 worth of our Class B stock at $.25 per share.  As of the date hereof, we have not sold any shares of common stock.  There are no underwriters involved in our public offering.

ITEM 6.              EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	11/3/14	3.1

3.2	Bylaws.	S-1	11/3/14	3.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement.	S-1	11/3/14	99.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on 5/15/15.

SIERRA MADRE MINING, INC.

BY:	MICHAEL BROWN
Michael Brown
President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph LaCome Joseph LaCome	Director	5/15/15

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	11/3/14	3.1

3.2	Bylaws.	S-1	11/3/14	3.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement.	S-1	11/3/14	99.1