Form 10-Q
period 2015-06-30
Sierra Madre Mining
filed 2015-10-07
CIK 1620908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   333-199780

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Class A shares: 5,000,000, Class B shares: 122,300,000, total shares outstanding: 127,300,000 as of 6/30/15

SIERRA MADRE MINING, INC.

TABLE OF CONTENTS

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

SIERRA MADRE MINING, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	June 30, 2015	December 31, 2014
	(Audited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$0	$0
Total Current assets	0	0

Property, Plant and Equipment(Net)	25,000	25,000
Mining Claims	25,000	25,000

Total Assets	$50,000	$50,000

Liabilities and Equity(Deficit)
Current liabilities
Accrued Expenses	$7,561	$7,561
Related Party Notes Payavble	12,379	12,205
Total Current Liabilities	19,940	19,766

Commitments and Contingencies - Note 7
SIERRA MADRE MINING, INC. Shareholder's Deficit
Common Stock, $0.000001 par value; 300,000,000,000 shares
authorized at 6/30/2015 and 12/31/2014 all classes
Class A Stock 5,000,000 and 5,000,000 issued and
outstanding at 6/30/2015 and 12/31/2014	5	5
Class B Stock 122,300,000 and 122.300.000 issued and outstanding
at 6/30/2015 and 12/31/2014	122	122
Additional Paid in Capital	66,061	66,061
Accumulated deficit	(36,128)	(35,954)
Total Equity(Deficit)	30,060	(30,234)
Total liabilities and equity(Deficit)	$50,000	$50,000

"The accompanying notes are an integral part of these financial statements"

		SIERRA MADRE MINING, INC.
		(AN EXPLORATION STAGE COMPANY)
		STATEMENT OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	-	-	-	-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses	87	1,242	174	3,414

Net Income(Loss) from Operations	(87)	(1,242)	(174)	(3,414)

Other Income (Expense)	-	-	-	-

Net Income(Loss) Before
Provision for Income Taxes	(87)	(1,242)	(174)	(3,414)

Provision for income taxes	0	0	0	0

Net Income(Loss)	(87)	(1,242)	(174)	(3,414)

Basic and Diluted Loss Per Share	$ -	$ -	$ -	$ -

Weighted average number
of shares outstanding	127,300,000	102,000,000	127,300,000	102,000,000

SIERRA MADRE MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
	(unaudited)
	For the six months ended June 30, 2015	For the six months ended June 30, 2014

Cash flows from operating activities:
Net income (loss)	$(174)	$(3,414)
		`

		0
Net cash used in operating activities	(174)	(3,414)

Cash flows from investing activities:
None	0	0
Net cash provided(used) by investing activities	0	0

Cash flows from financing activities:
Net proceeds from related party loans	174	3,414
Net cash provided(used) by financing activities	174	3,414

Increase in cash and equivalents	0	0

Cash and cash equivalents at beginning of period	0	0

Cash and cash equivalents at end of period	$0	$0

"The accompanying notes are an integral part of these financial statements"

SIERRA MADRE MINING, INC.
STATEMENT OF STOCKHOLDER'S EQUITY
(AN EXPLORATION STAGE COMPANY)

(Unaudited)

	Common Stock Class A	Common Stock Class A	Common Stock Class B	Common Stock Class B		Accumulated
	Shares	Amount	Shares	Amount	ACIP	Deficit	Total

Balances December 31, 2014	5,000,000	$5	122,300,000	$122	$66,061	$(35,954)	$30,234
Net Income(loss) 1/1/2015 to 6/30/2015	0	0	0	0	0	(174)	(174)

Balances June 30, 2015	5,000,000	$5	122,300,000	$122	$66,061	$(36,128)	$30,060

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	6/30/2015	6/30/2014

U.S statutory rate	34.00%	34.00%
Less valuation allowance	-34.00%	-34.00%

Effective tax rate	0.00%	0.00%

The significant components of deferred tax assets and liabilities are as follows:

	6/30/2015	6/30/2014
Deferred tax assets

Net operating losses	$(174)	$(3,414)

Deferred tax liability

Net deferred tax assets	(59)	(1,161)
Less valuation allowance	59	1,161

Deferred tax asset - net valuation allowance	$0	$0

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

Additionally, the company currently has no cash account and has funded operations to this point through the issuance of common stock as well as short term loans from related parties. These loans are due on demand, carry a zero percent interest rate and the balance owed by the Company at June 30, 2015 was $12,292.

Note 5.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock class A are entitled to one vote per share of common stock held. As of June 30, 2015 there were 5,000,000 shares issued and outstanding.

As of June 30, 2015 the Company had 122,300,000 shares of common stock class B which are nonvoting shares issued and outstanding.

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

Note 10.    Subsequent Events

The Company has an effective registration statement for $25,000,000 worth of Class B shares.  The direct public offering is ongoing.

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

ITEM 2.              USE OF PROCEEDS.

On 7/31/2015, our post-effective Form S-1 registration statement was declared effective by the SEC.  Under the terms of said registration statement, we may sell up to $25,000,000 worth of our Class B stock at $.25 per share.  As of the date hereof, we have not sold any shares of common stock.  There are no underwriters involved in our public offering.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on 9/15/15.

SIERRA MADRE MINING, INC.

BY:	MICHAEL BROWN
Michael Brown
President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph LaCome Joseph LaCome	Director	9/15/15

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	9/15/14	3.1

3.2	Bylaws.	S-1	9/15/14	3.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement.	S-1	9/14/15	99.1