Form 10-K
period 2015-12-31
Sierra Madre Mining
filed 2016-07-27
CIK 1620908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

480-6583822

 (Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( § 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2015: $__0________

The number of shares of the registrant’s common stock outstanding as of December 31, 2015 is 127,300,000 class A & B shares.

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

PART I

References to “us”, “we” and “our” in this report refer to Sierra Madre Mining, Inc.

ITEM 1. BUSINESS.

History

Sierra Madre Mining, Inc. was incorporated in Delaware on November 6, 2013. The Company’s principal offices are located at 18444 N 25th Ave. Suite #420–711, Phoenix, AZ 85023.  Our telephone number there is 480-658-3822

Our Business

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

Mining exploration and exploitation activities are subject to national, provincial and local laws, regulations and policies, including laws regulating the removal of  natural resources from the ground and the discharge of materials into the environment. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation.They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Exploration and exploitation activities are also subject to national, provincial and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of exploration methods and equipment.

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

Holders

As of December 31, 2015, we had 69 shareholder of record and 127,407,500 shares of class A & B issued and outstanding.

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

Recent Sales of Unregistered Securities

None.

Registered Offering of Securities – Use of Proceeds

On 1/2/2015, the SEC declared effective our Registration Statement on Form S-1 of 100,000,000 shares at an offering price of $0.25 per share.  Later, we filed a post-effective amendment adjusting the price per share to $1/share.  That post-effective amendment was declared effective on 7/31/2015.  The total offering amount remained at $25,000,000.  To date, we have sold 1,000 shares.

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

Results of Operations

Revenue

We did not earn any revenues from our incorporation on 11/6/13 to 12/31/15.  We have obtained $1,000 from sales of our stock from our offering. We are in the exploration stage of our business and can provide no assurance that we will discover economic mineralization on our mineral property.

Expenses

For the year ended December 31, 2015, we incurred operating expenses in the amount of $3,292 which was comprised of general and administrative expenses, relating to filing fees and professional fees.

We incurred total operating expenses in the amount of $39,246 for the period from our inception on November 6, 2013 to December 31, 2015. These operating expenses were comprised of filing fees and professional fees.

Net Loss

Our net loss decreased from $25,088 in 2014 to $3,292 for the fiscal year ended December 31, 2015. This loss was mainly due to the decrease in expenses noted above.

Liquidity

As of December 31, 2015, we had total assets of $50,372, including liquid assets of $372. As of December 31, 2014, we had total assets of $50,000. We had an accumulated deficit $39,246 and current liabilities of $20,700 at December 31, 2015.  We had an accumulated deficit of $35,954 and current liabilities of $19,766 at December 31, 2014.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the years ended December 31, 2015, and the reports thereon of John Scrudato, CPA are included following the signature page.

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

As required by Rule 13a-15 under the Exchange Act, our management, our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our CEO concluded that as of December 31, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Annual Report on Internal Control over Financial Reporting

 Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B. OTHER INFORMATION.

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

Joseph LaCome has acted as our Director since our inception.  He has been an attorney since June 2010.  He has a private practice.  He holds a Bachelor’s degree in Liberal Studies and a Juris Doctorate.  His practice has been a mix of immigration law, securities law, criminal law and business law.  His experience in the mining industry is limited to small scale placer mining in Mexico and Arizona in 2013.  He has also taken several college courses in geology.  While in Mexico he gained knowledge of placer mining, including identifying where ore-bearing deposits are located, learned how to operate a dredge machine, and learned how to operate a trammel and highbanker. Since our inception he has visited several mines Sierra was interested in forming a joint venture on, and has read and reviewed dozens of technical reports on prospective mines.  We believe that, although he has limited experience in mining, his experience as a lawyer, and entrepreneurial drive to create our company, provides him with the necessary skills to serve as a member of our board of directors and will enable him to provide valuable insight to the board regarding operational, legal and management issues.

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

The following Summary Compensation Table shows the compensation awarded to or earned by our Chief Executive Officer and other most highly compensated executive officers for fiscal year 2015. The persons listed in the following Summary Compensation Table are referred to herein as the “Named Executive Officers.”

Name and Principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Michael Brown President & CEO	2015	0	0	0	0	0	0	0	0

Joseph LaCome Director	2015	0	0	0	6,922	0	0	0	0

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

The following table provides information regarding the beneficial ownership of our common stock as of the date of this Prospectus by:

•	each person known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our executive officers and directors; and
•	all of our officers and directors as a group

Name, Address and Title	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Joseph LaCome Director 18444 N 25th Ave. Suite #420–711 Phoenix, AZ 85023	Class A Class B	5,000,000 95,000,000	100.0% 77.55%
Michael Brown President, CEO 18444 N 25th Ave. Suite #420–711 Phoenix, AZ 85023	Class B	10,000,000	8.1%
All officers & directors as a group consisting of two persons.	Class A & B	105,000,000	100.0%

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

During the fiscal year ended 12/31/15, the Company received $0 in cash from related parties and had $934 in expenses paid on its behalf, leaving a balance due to related parties of $13,139 as of December 31, 2015.  During the year ended December 31, 2013, the Company received $0 in cash from related parties and had $5,171 of expenses paid on its behalf. As of December 31, 2013 the balance due to related parties was $12,205. The related party payables are unsecured, bear no interest and are due on demand.

Director Independence

As of the date of this report we have no independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements for the year ended December 31, 2014 in the Company’s Form 10-K and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was approximately $1,000    which was paid to John Scrudato, CPA, our independent registered public accounting firm.  We did not pay our independent registered public accounting firm any fees for tax compliance assurance or other non-audit services during the fiscal year ended December 31, 2015. All services provided by our independent registered public accounting firm were approved by our directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 10 filed on May 2, 2011)

3.2	By–Laws (incorporated by reference to Exhibit 3.2 filed to our Form 10 filed on May 2, 2011

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 10, 2016 .

SIERRA MADRE MINING, INC.

By:	/s/ Michael H. Brown
Michael H. Brown
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael H. Brown Michael H. Brown	CEO, CFO, PAO, President	2/10/2016

/s/ Joseph LaCome Joseph LaCome	Director	2/10/2016

Sierra Madre Mining, Inc.

SIERRA MADRE MINING, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	December 31, 2015	December 31, 2014
	(Audited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$372	$0
Total Current assets	272	0

Property, Plant and Equipment(Net)	25,000	25,000
Mining Claims	25,000	25,000

Total Assets	$50,372	$50,000

Liabilities and Equity(Deficit)
Current liabilities
Accrued Expenses	$7,561	$7,561
Related Party Notes Payable	13,139	12,205
Total Current Liabilities	20,700	19,766

Commitments and Contingencies - Note 7
SIERRA MADRE MINING, INC. Shareholder's Deficit
Common Stock, $0.000001 par value; 300,000,000,000 shares
authorized at 12/31/2015 and 12/31/2014 all classes
Class A Stock 5,000,000 and 5,000,000 issued and
outstanding at 12/31/2015 and 12/31/2014	5	5
Class B Stock 122,301,000 and 122,300,000 issued and outstanding
at 12/31/2015 and 12/31/2014	122	122
Additional Paid in Capital	68,791	66,061
Accumulated deficit	(39,246)	(35,954)
Total Equity(Deficit)	29,672	30,234
Total liabilities and equity(Deficit)	$50,372	$50,000

"The accompanying notes are an integral part of these financial statements"

SIERRA MADRE MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS

	For the period January 1, 2015 to December 31, 2015	For the period January 1, 2014 to December 31, 2014
	(Audited)	(Audited)

Revenues	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Operating Expenses	3,292	25,088

Net Income(Loss) from Operations	(3,292)	(25,088)

Other Income (Expense)	0	0

Net Income(Loss) Before
Provision for Income Taxes	(3,292)	(25,088)

Provision for income taxes	0	0

Net Income(Loss)	$(3,292)	$(25,088)

Basic and Diluted Loss Per Share	(0.00)	(0.00)

Weighted average number
of shares outstanding	122,300,500	115,884,444

"The accompanying notes are an integral part of these financial statements"

SIERRA MADRE MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

	For the period January 1, 2015 to December 31, 2015	For the period January 1, 2014 to December 31, 2014
	(Audited)	(Audited)
Cash flows from operating activities:
Net income (loss)	$(3,292)	$(25,088)	$
Stock issued for compensation	1,730	12,356

Increase(decrease) in accrued expenses	0	7,561
Net cash used in operating activities	(1,562)	(7,034)

Cash flows from investing activities:
None	0	0
Net cash provided(used) by investing activities	0	0

Cash flows from financing activities: Net proceeds from sale of stock	1,000
Net proceeds from related party loans	934	5,171
Net cash provided(used) by financing activities	1,934	5,171

Increase in cash and equivalents	372	0

Cash and cash equivalents at beginning of period	0	0

Cash and cash equivalents at end of period	$372	$0	$

"The accompanying notes are an integral part of these financial statements"

SIERRA MADRE MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS - CONTINUED

	For the period January 1, 2015 to December 31, 2015		For the period Januray 1, 2014 to December 31, 2014
	(Audited)		(Audited)

SUPPLEMENTAL DISCLOSURE OFCASH FLOW INFORMATION

None		$0	$0	$

Stock issued for compensation		$1,730	$12,356	$
Stock issued for equipment	$		$25,000	$
Stock issued for equipment	$		$25,000	$

"The accompanying notes are an integral part of these financial statements"

SIERRA MADRE MINING, INC.
STATEMENT OF STOCKHOLDER'S EQUITY
(AN EXPLORATION STAGE COMPANY)
FOR THE PERIOD ENDED January 1, 2014, THROUGH DECEMBER 31 2015
(Audited)

	Common Stock Class A	Common Stock Class A	Common Stock Class B	Common Stock Class B		Accumulated
	Shares	Amount	Shares	Amount	ACIP	Deficit	Total

Balance December 31, 2013	5,000,000	$5	97,000,000	$97	$3,730	$(10,866)	$(7,034)

Capital stock issuance	0	0	25,300,000	25	60,601	0	60,626
Stock option compensation	0	0	0	0	1,730	0	1,730
Net Income(loss) 1/1/14 to 12/31/2014	0	0	0	0	0	(25,088)	(25,088)
Balances December 31, 2013	5,000,000	$5	122,300,000	$122	$66,061	$(35,954)	$30,234

Capital stock issuance	0	0	0	0	1,000	0	1,000
Stock option compensation	0	0	0	0	1,730	0	1,730
Net Income(loss) 1/1/2015 to 12/31/2015	0	0	0	0	0	(3,2 92)	(3,292)

Balances December 31, 2015	5,000,000	$5	122,300,000	$122	$68,791	$(39,246)	$29,672

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

The Company calculates the fair value of option grants and warrant issuances utilizing the Binomial pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.  The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, the Company monitors both stock option and

Note 2.     Summary of Significant Accounting Policies (continued)

warrant exercises as well as employee termination patterns.  The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

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

Organization and Offering Cost

The Company has a policy to expense organization and offering cost as incurred. To date for period  November 1, 2013(inception) through December 31, 2015 the Company has incurred $229 in organization cost and $3,500 in offering cost.

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of December 31, 2015.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	12/31/2015	12/31/2014

U.S statutory rate	34.00%	34.00%
Less valuation allowance	-34.00%	-34.00%

Effective tax rate	0.00%	0.00%

The significant components of deferred tax assets and liabilities are as follows:

	12/31/2015	12/31/2014
Deferred tax assets

Net operating losses	$(39,246)	$(35,954)

Deferred tax liability

Net deferred tax assets	(13,344)	(12,224)
Less valuation allowance	13,344	12,224

Deferred tax asset - net valuation allowance	$0	$0

Note 3.     Income Taxes (Continued)

On an interim basis, the Company has a net operating loss carryover of approximately $39,246 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of December 31, 2015.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period January 1, 2015 through December 31, 2015, there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Arizona state jurisdiction.  We are not currently involved in any income tax examinations.

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

Additionally, the company currently has no cash account most of the year and has funded operations to this point through the issuance of common stock as well as short term advances from related parties. These loans are due on demand, carry a zero percent interest rate and the balance now owed by the Company at December 31, 2015 was $13,139.

Note 5.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock class A are entitled to one vote per share of common stock held. As of December 31, 2015 there were 5,000,000 shares issued and outstanding.

As of December 31, 2015 the Company had 122,407,500 shares of common stock class B which are nonvoting shares issued and outstanding.

Note 6.    Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7 – Net Income(Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to Sierra Madre Mining, Inc.  for the year ended December 31, 2015 and the year ended December 31, 2014:

	31-Dec-15	31-Dec-14

Net Income (Loss)	$(3,292)	$(25,088)

Weighted-average common shares outstanding basic:

Weighted-average common stock	122,301,000	115,884,444
Equivalents
Stock options	0	0
Warrants	0	0
Convertible Notes	0	0
Weighted-average common shares
outstanding- Diluted	122,301,000	115,884,444

Note 8.    Notes Payable

Notes payable consist of the following for the periods ended;	12/31/2015	12/31/2014

Officer related party working capital notes with no stated interest rate. Note is payable on demand .
	$13,139	$12,205

Total Notes Payable	13,139	12,205

Less Current Portion	(13,139)	(12,205)

Long Term Notes Payable	$0	$0

Note 9.    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has no operating history and has incurred operating losses, and as of December 31, 2015 the Company had a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 10.    Subsequent Events

The Company is currently in the process of registering 110,000,000 Class B shares through a S-1 registration and expects this registration to become effective at some point during the current fiscal year.

John Scrudato CPA

CERTIFIED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sierra Madre Mining, Inc.

We have audited the accompanying balance sheets of Sierra Madre Mining, Inc. (“the Company”) as of December 31, 2015 and 2014 and the related statements of operations,  stockholder's equity, and cash flows for the year ended December 31, 2015 and December 31, 2014.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Madre Mining, Inc. as of December 31, 2015 and 2014 and the year ended December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States.

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

February 10, 2016

                                                                                       7 Valley View Drive Califon, New Jersey 07830

                                                                                       Registered Public Accounting Company Oversight Board Firm