Form 10-Q
period 2016-06-30
Sierra Madre Mining
filed 2016-07-27
CIK 1620908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   333-199780

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Class A shares: 5,000,000, Class B shares: 122,301,000, total shares outstanding: 127,301,000 as of July 10, 2016

SIERRA MADRE MINING, INC.

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

SIERRA MADRE MINING, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	June 30, 2016	December 31, 2015
	(Audited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$176	$372
Total Current assets	176	0

Property, Plant and Equipment(Net)	25,000	25,000
Mining Claims	25,000	25,000

Total Assets	$50,176	$50,372

Liabilities and Equity(Deficit)
Current liabilities
Accrued Expenses	$7,561	$7,561
Related Party Notes Payavble	13,199	13,129
Total Current Liabilities	20,760	20,700

Commitments and Contingencies - Note 7
SIERRA MADRE MINING, INC. Shareholder's Deficit
Common Stock, $0.000001 par value; 300,000,000,000 shares
authorized at 6/30/2015 and 12/31/2014 all classes
Class A Stock 5,000,000 and 5,000,000 issued and
outstanding at 6/30/2015 and 12/31/2014	5	5
Class B Stock 122,301,000 and 122.300.000 issued and outstanding
at 6/30/2016 and 12/31/2015	122	122
Additional Paid in Capital	69,656	68,791
Accumulated deficit	(40,367)	(39,246)
Total Equity(Deficit)	29,416	(29,672)
Total liabilities and equity(Deficit)	$50,176	$50,372

"The accompanying notes are an integral part of these financial statements"

		SIERRA MADRE MINING, INC.
		(AN EXPLORATION STAGE COMPANY)
		STATEMENT OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	-	-	-	-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses	481	87	1,121	174

Net Income(Loss) from Operations	(481)	(87)	(1,121)	(174)

Other Income (Expense)	-	-	-	-

Net Income(Loss) Before
Provision for Income Taxes	(481)	(87)	(1,121)	(174)

Provision for income taxes	0	0	0	0

Net Income(Loss)	(481)	(87)	(1,121)	(174)

Basic and Diluted Loss Per Share	$ -	$ -	$ -	$ -

Weighted average number
of shares outstanding	127,301,000	127,300,000	127,301,000	127,300,000

SIERRA MADRE MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
	(unaudited)
	For the six months ended June 30, 2016	For the six months ended June 30, 2015

Cash flows from operating activities:
Net income (loss)	$(1,121)	$(174)
Stock issued for compensation	865	`

		0
Net cash used in operating activities	(256)	(174)

Cash flows from investing activities:
None	0	0
Net cash provided(used) by investing activities	0	0

Cash flows from financing activities:
Net proceeds from related party loans	60	174
Net cash provided(used) by financing activities	60	174

Increase in cash and equivalents	196	0

Cash and cash equivalents at beginning of period	372	0

Cash and cash equivalents at end of period	$176	$0

"The accompanying notes are an integral part of these financial statements"

SIERRA MADRE MINING, INC.
STATEMENT OF STOCKHOLDER'S EQUITY
(AN EXPLORATION STAGE COMPANY)

(Unaudited)

	Common Stock Class A	Common Stock Class A	Common Stock Class B	Common Stock Class B		Accumulated
	Shares	Amount	Shares	Amount	ACIP	Deficit	Total

Balances December 31, 2015	5,000,000	$5	122,301,000	$122	$68,791	$(39,246)	$29,672
Net Income(loss) 1/1/2016 to 6/30/2016	0	0	0	0	0	(1,121)	(1,121)
Stock issued for compensation					865		865
Balances June 30, 2016	5,000,000	$5	122,301,000	$122	$69,656	$(40,367)	$29,416

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	6/30/2016	6/30/2015

U.S statutory rate	34.00%	34.00%
Less valuation allowance	-34.00%	-34.00%

Effective tax rate	0.00%	0.00%

The significant components of deferred tax assets and liabilities are as follows:

	6/30/2016	6/30/2015
Deferred tax assets

Net operating losses	$(1,121)	$(174)

Deferred tax liability

Net deferred tax assets	(381)	(59)
Less valuation allowance	381	59

Deferred tax asset - net valuation allowance	$0	$0

 Note 3.     Income Taxes (Continued)

On an interim basis, the Company has a net operating loss carryover of approximately $36,051 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of June 30, 2016.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period November 1, 2013(inception) through June 30, 2016, there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Arizona state jurisdiction.  We are not currently involved in any income tax examinations.

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

Additionally, the company currently has no cash account and has funded operations to this point through the issuance of common stock as well as short term loans from related parties. These loans are due on demand, carry a zero percent interest rate and the balance owed by the Company at June 30, 2016 was $13,199.

Note 5.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock class A are entitled to one vote per share of common stock held. As of June 30, 2016 there were 5,000,000 shares issued and outstanding.

As of June 30, 2016 the Company had 122,301,000 shares of common stock class B which are nonvoting shares issued and outstanding.

Note 6.    Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7 – Net Income(Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to Sierra Madre Mining, Inc.  for the three months ended June 30, 2016 and  June 30, 2015

	30-Jun-16	30-Jun-16

Net Income (Loss)	$(480)	$(97)

Weighted-average common shares outstanding basic:

Weighted-average common stock	127,301,000	127,300,000
Equivalents
Stock options	0	0
Warrants	0	0
Convertible Notes	0	0
Weighted-average common shares
outstanding- Diluted	127,301,000	127,300,000

Note 8.    Notes Payable

Notes payable consist of the following for the periods ended;	6/30/2016	12/31/2015

Officer related party working capital notes with no stated interest rate. Note is payable on demand .
	$13,199	$13,139

Total Notes Payable	13,199	13,139

Less Current Portion	(13,199)	(13,139)

Long Term Notes Payable	$0	$0

Note 9.    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has no operating history and has incurred operating losses, and as of June 30, 2016 the Company had a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 2.              USE OF PROCEEDS.

On 7/31/2015, our post-effective Form S-1 registration statement was declared effective by the SEC.  Under the terms of said registration statement, we may sell up to $25,000,000 worth of our Class B stock at $1 per share.  As of the date hereof, we have sold 1,000 shares of common stock.  There are no underwriters involved in our public offering.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on 7/10/16.

SIERRA MADRE MINING, INC.

BY:	MICHAEL BROWN
Michael Brown
President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph LaCome Joseph LaCome	Director	7/10/16

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	9/15/14	3.1

3.2	Bylaws.	S-1	9/15/14	3.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement.	S-1	9/14/15	99.1